Form 10QSB
period 2000-06-30
PIZZA GROUP INC 1
filed 2000-08-15
CIK 1103721

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

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

         As of June 30, 2000, there are 5,650,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.      Financial Statements



INDEX TO THE FINANCIAL STATEMENTS


Independent Accountant's Review Report.....................................F-2

Balance Sheet..............................................................F-3

Statement of Operations and Accumulated Deficit............................F-4

Statement Changes in Stockholders' Equity..................................F-5

Statement of Cash Flows....................................................F-6

Notes to Financial Statements..............................................F-7

                               Dorra Shaw & Dugan
                          Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Pizza Group, Inc. #1
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Pizza Group, Inc. #1 (a Florida corporation and a development stage company) as of June 30, 2000, and the related statements of Operation and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pizza Group, Inc. #1.

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
August 11, 2000

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.cpm

Pizza Group, Inc. #1
( A Development Stage Company)

BALANCE SHEET





June 30,                                                               2000
-------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
     Cash                                                            $        5,350
---- --------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                          5,350
-------------------------------------------------------------------  ---------------

                                                                     $        5,350
---- --------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                $        2,000
---- --------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                     2,000
-------------------------------------------------------------------  ---------------

                                                                     $        2,000
-------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 share authorized
           5,650,000 shares issued and outstanding                             565
     Preferred stock - No par value - 10,000,000 shares authorized

           No shares issued or outstanding                                       -
     Additional paid-in-capital                                             10,365
     Deficit accumulated during development stage                           (7,580)

-------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                    3,350
-------------------------------------------------------------------  ---------------

                                                                     $        5,350
-------------------------------------------------------------------  ---------------


                       See Accompanying Notes to Financial Statements

Pizza Group, Inc. #1
( A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
     ACCUMULATED DURING THE DEVELOPMENT STAGE





For the nine months ended June 30,                                    2000
----------------------------------------------------------------- ----------------
Revenues                                                           $            -
----------------------------------------------------------------- ----------------

Operating expenses:
     Professional fees                                                      6,500
     Taxes and licenses                                                       150
---- ------------------------------------------------------------ ----------------

Total operating expenses                                                    6,650

---- ------------------------------------------------------------ ----------------

Loss before income taxes                                                   (6,650)
Income  taxes                                                                   -
----------------------------------------------------------------- ----------------

Net loss                                                                   (6,650)

Deficit accumulated during
the development stage - October 1, 1999                                      (930)
----------------------------------------------------------------- ----------------

Deficit accumulated during
the development stage - June 30, 2000                              $       (7,580)
----------------------------------------------------------------- ----------------

Net loss per share                                                 $       (0.001)
----------------------------------------------------------------- ----------------


                 See Accompanying Notes to Financial Statements

PIZZA GROUP, INC. #1
(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Additional
                                            Number of     Preferred     Common   Paid - In     Deficit
                                              Shares        Stock        Stock    Capital    Accumulated      Total
------------------------------------------ ------------- ----------- ---------- ------------ ------------ -----------

Beginning balance:

   April 1, 1991  - Services                   4,650,000 $       -   $      465 $       465  $      -            930
   (Date of Inception)
   November 14, 1999 - Stock split
   5000 to 1

Issuance of Common Stock:

   December 29, 1999                           1,000,000         -          100       9,900         -          10,000


Deficit accumulated during
    the development stage                              -         -            -           -    (7,580)         (7,580)
--------------------------------------------------------------------------------------------- ----------- ------------



Balance - June 30, 2000                        5,650,000 $       -     $    565 $    10,365   $ (7,580)   $     3,350
--------------------------------------------------------------------------------------------- ----------- ------------


                 See Accompanying Notes to Financial Statements

Pizza Group, Inc. #1
(A Development Stage Company)

Statement of Cash Flows





For the nine months ended June 30,                                     2000
-------------------------------------------------------     --------------------
Operating Activities:
        Net loss                                                $   (7,580)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase (decrease) in:
             Accrued expenses                                        2,,000
---- --- --- ------------------------------------------     --------------------
             Issuance of Common Stock for services                      930

Net cash used by operating activities                               (4,650)
-------------------------------------------------------     --------------------

Financing activities:
     Issuance of Common Stock                                        10,000
---- --------------------------------------------------     --------------------

Net cash provided by financing activities                            10,000
-------------------------------------------------------     --------------------

Net increase in cash                                                  5,350
-------------------------------------------------------     --------------------

Cash - June 30, 2000                                             $    5,350
-------------------------------------------------------     --------------------


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

Interim Financial Statements

The June 30, 2000 Interim Financial Statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

PIZZA GROUP, INC. #1
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity (con't):

The $6,500 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At June 30, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 5,650,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of June 30, 2000.



Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,650 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of June 30, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations -For the Nine Months Ending June 30, 2000

Financial Condition, Capital Resources and Liquidity

For the three months ending June 30, 2000 the Company did not generate revenues and incurred total operating expenses of $6,650. $6,500 is attributable to professional fees including expenses related to legal and accounting services associated with the preparation and filing of securities documents by the Company.

Net Losses

From the date of  reinstatement,  October 1, 1999 to June 30, 2000,  the Company
reported  an  accumulated   net  loss  from  operations  of  ($7,580)  which  is
attributable to development stage expenses.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
3(i).1            Articles of Incorporation filed April 1, 1991

3(i).2            Articles of Amendment filed November 16, 1999

3(ii).1           By-laws

27.1     *        Financial Data Schedule

-----------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 Pizza Group, Inc. #1
                                         (Registrant)

Date: August 15, 2000            BY: /s/ Noreen Wilson
                                 -------------------------------
                                 Noreen Wilson, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date                      Signature                     Title
-------------       --------------------------    ---------------------

August 15, 2000     BY: /s/ Noreen Wilson
                    --------------------------
                    Noreen Wilson                 President,  Secretary,
                                                  Treasurer& Director